Form 10-K
period 1996-12-31
HOUSEHOLD CREDIT CARD MASTER TRUST I
filed 1997-02-25
CIK 1001329

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to _______

                  Commission File No. 33-97296

              HOUSEHOLD CREDIT CARD MASTER TRUST I
     (Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)


HOUSEHOLD FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)



            DELAWARE                      36-3670374
(State or other jurisdiction of       (I.R.S. Employer
incorporation of Servicer)         Identification Number of
                                   Registrant)


 2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS         60070
(Address of principal executive offices of           (Zip Code)
Servicer)


Servicer's telephone number, including area code  (847) 564-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X            No _____

The aggregate principal amount of the Certificates held by non-affiliates of the Servicer as of December 31, 1996 was approximately $1.7 billion.

INTRODUCTORY NOTE




     Household Card Funding Corporation (the "Transferor") is the transferor under a Pooling and Servicing Agreement (the "Agreement") dated as of December 1, 1995, by and among the Transferor, Household Finance Corporation, as Servicer (the "Servicer") and The Bank of New York, as trustee (the "Trustee"), as supplemented by the Series Supplements, providing for the issuance of Credit Card Participation Certificates (the "Certificates"), and is the originator of the trust called the Household Credit Card Master Trust I (the "Registrant" or the "Trust").

     Each Certificate represents an undivided interest in the Trust. The Series 1995-1 Supplement dated as of December 1, 1995, (the "Series 1995-1 Supplement") among the Transferor, the Servicer and the Trustee created a Series of Investor Certificates designated as Household Credit Cared Master Trust, Series 1995-1;consisting of two classes; a senior class designated as Floating Rate Class A Credit Card Participation Certificates, Series 1995-1 and a subordinated class designated as Floating Rate Class B Credit Card Participation Certificates, Series 1995-1. In additional, there is a Seller Certificate outstanding representing an undivided interest in the Trust that is not otherwise represented by the Series 1995-1 Investor Certificates. The Registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I


Item 1.   Business.

          Not Applicable.


Item 2.   Properties.

          Not Applicable.


Item 3.   Legal Proceedings.

          The Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Servicer with respect to the Certificates or the Registrant's property.


Item 4.   Submission of Matters to a Vote of Security Holders.

          No vote or consent of the holders of the Certificates
          (the "Certificateholders") was solicited for any purpose during the year ended December 31, 1996.




PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          To the best knowledge of the Servicer, there is no established public trading market for the Certificates.
          As of January 31, 1997, there were 5 Class A
          Certificateholders and 9 Class B Certificateholders, some of whom may be holding Certificates for the accounts of others.


Item 6.   Selected Financial Data.

          Not Applicable.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Not Applicable.

Item 8.   Financial Statements and Supplementary Data.

          Not Applicable.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.




PART III


Item 10.  Directors and Executive Officers of the Registrant.

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A or the Class B Certificates; (ii) the principal amount of Certificates owned by each and (iii) the percent that the principal amount of Certificates owned represents of the outstanding principal amount of the Class A or the Class B Certificates. The information set forth in the table is based upon information obtained by the Servicer from the Trustee and from The Depository Trust Company as of January 31, 1997. The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent


Class A Certificateholders

Bank of New York                        $1,197,000     79.80
925 Patterson Plank Road
Secaucus, NJ 07094

Chase Manhattan Bank, N.A.              $  300,000     20.00
One Chase Manhattan Plaza
3B - Proxy Department
New York, NY  10081

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent


Class B Certificateholders


Bankers Trust Company                   $ 16,175        7.55
c/o BT Services Tennessee Inc.
Pension Trust Services
648 Grassmere Park Drive
Nashville, TN 37211

Bankers Trust Co./Investment A/C        $ 15,000        7.00
16 Wall Street - 5th Floor
New York, Ny 10005

Chase Manhattan Bank                    $ 35,000       16.33
One Chase Manhattan Plaza
3B - Proxy Department
New York, NY 10081

Chase Manhattan Bank/Chemical           $ 32,286       15.07
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY 10004

First National Bank of Chicago          $ 25,000       11.67
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

Swiss American Securities, Inc.         $ 72,000       33.60
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717


Item 13.  Certain Relationships and Related Transactions.

          None or Not Applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a) List the following documents filed as a part of the report:

               (1)  Financial Statements

                    Not Applicable.

               (2)  Financial Statement Schedules

                    Not Applicable.

               (3)  The Servicer is obligated to prepare
                    an Annual Statement to Certificateholders for the year 1996, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are or will be filed as exhibits to this Form 10-k when they are available.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1996:

               Date of Reports               Items Covered

               October 15, 1996    Item 7 -- Statement to
               November 15, 1996   Certificateholders with respect
               December 16, 1996   to distributions made on
                                   October 15, 1996, November 15,
                                   1996 and December 16, 1996.

          (c)  Exhibit 99.  Copy of Annual Statement to
               Certificateholders for the year 1996.

          (d)  Not Applicable.

SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the Household Credit Card Trust
1995-1 by the undersigned, thereunto duly authorized.




                          HOUSEHOLD FINANCE CORPORATION,
                         as Servicer of and on behalf of the

                          HOUSEHOLD CREDIT CARD TRUST 1995-1
                                    (Registrant)




Date:  February 17, 1997      By:John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary

















U:\WP\HFS088\95-10K\CC95-1

                          Exhibit Index

Exhibit No.    Exhibit                                 Page No.

99             Copy of Annual Statement to
               Certificateholders for the year
               ended December 31, 1996.