Form 10-K/A
period 1997-12-31
HOUSEHOLD CREDIT CARD MASTER TRUST I
filed 1998-04-13
CIK 1001329

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




Date:  April 3, 1998          By:/s/John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary
















U:\WP\HFS088\95-10K\HCCMT.AMD

                           Exhibit Index


Exhibit No.    Exhibit                                      Page No.

99             Copy of Independent Public Accountants          4
               Annual Servicing Report dated March 26, 1998.