Form 10-K
period 1998-12-31
HOUSEHOLD CREDIT CARD MASTER TRUST I
filed 1999-03-29
CIK 1001329

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

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

                         Yes   X            No _____

The aggregate principal amount of the Certificates held by non-affiliates of the Servicer as of December 31, 1998 was approximately $1.9 billion.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

          No vote or consent of the holders of the Certificates
          (the "Certificateholders") was solicited for any purpose during the year ended December 31, 1998.




PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          To the best knowledge of the Servicer, there is no established public trading market for the Certificates.
          As of February 3, 1999, there were 5 Class A
          Certificateholders and 8 Class B Certificateholders, some of whom may be holding Certificates for the accounts of others.


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

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A or the Class B Certificates; (ii) the principal amount of Certificates owned by each and (iii) the percent that the principal amount of Certificates owned represents of the outstanding principal amount of the Class A or the Class B Certificates. The information set forth in the table is based upon information obtained by the Servicer from the Trustee and from The Depository Trust Company as of February 3, 1999. The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent


Class A Certificateholders


Bank of New York                        $1,397,000     82.17
925 Patterson Plank Road
Secaucus, NJ 07094

Chase Manhattan Bank, N.A.              $  300,000     17.65
4 New York Plaza - 13th Floor
New York, NY  10004

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent


Class B Certificateholders


Bankers Trust Company                   $ 26,175       12.21
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Bankers Trust Co./Investment A/C        $ 15,000        7.00
16 Wall Street - 5th Floor
New York, Ny 10005

Chase Manhattan Bank                    $ 58,286       27.20
4 New York Plaza - 13th Floor
New York, NY 10004

NBD Bank                                $ 25,000       11.67
Municipal Bond Department
611 Woodward Avenue
Detroit, MI 48226

Swiss American Securities, Inc.         $ 72,000       33.60
100 Wall Street
New York, NY 10005


Item 13.  Certain Relationships and Related Transactions.

          None or Not Applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a) List the following documents filed as a part of the report:

               (1)  Financial Statements

                    Not Applicable.

               (2)  Financial Statement Schedules

                    Not Applicable.

               (3)  The Servicer is obligated to prepare
                    an Annual Statement to Certificateholders for the year 1998, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are or will be filed as exhibits to this Form 10-k when they are available.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1998:

               Date of Reports               Items Covered

               October 15, 1998    Item 7 -- Statement to
               November 16, 1998   Certificateholders with respect
               December 15, 1998   to distributions made on
                                   October 15, 1998, November 16,
                                   1998 and December 15, 1998.

          (c)  (1)  Exhibit 99.  Copy of Annual Statement to
                    Certificateholders for the year 1998.

               (2) Exhibit 99.1. Copy of Annual Servicing Report for the year 1998.

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




                          HOUSEHOLD FINANCE CORPORATION,
                         as Servicer of and on behalf of the

                          HOUSEHOLD CREDIT CARD TRUST 1995-1
                                    (Registrant)




Date:  February 25, 1999      By:/s/ John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary

















U:\WP\HFS088\95-10K\CC95-1

Exhibit Index

Exhibit No.    Exhibit                                 Page No.

99             Copy of Annual Statement to
               Certificateholders for the year
               ended December 31, 1998.

99.1           Copy of Annual Servicing Report
               for the year ended December 31, 1998