Form 10-K/A
HOUSEHOLD CREDIT CARD MASTER TRUST I
filed 2000-05-05
CIK 1001329

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




Date:  May 5, 2000       By:/s/ John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary

                           Exhibit Index



Exhibit No.     Exhibit

99              Copy of Independent Public Accountants Annual
                Servicing Report dated March 28, 2000.